Form 10QSB
period 2001-09-30
TEXAS NEVADA OIL & GAS CO
filed 2001-11-14
CIK 1145372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549




                                   FORM 10-QSB


    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934


                 For the quarter period ended SEPTEMBER 30, 2001


                         Commission File Number: 0-33027


                           TEXAS NEVADA OIL & GAS CO.


            TEXAS                                        75-1779657
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                            One Riverway, Suite 1700
                              Houston, Texas77056
                            Telephone: (713) 961-2696


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of shares outstanding of each of issuer's classes of common equity, as of November 1, 2001 is 1,000 shares of no par value voting common stock.


Not  a  Transitional  Small  Business  Disclosure  Format.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

       (a) The financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                           TEXAS NEVADA OIL & GAS CO.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________



                     UNAUDITED INTERIM FINANCIAL STATEMENTS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, AND FOR THE
        PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE, JANUARY 1, 1999,
                              TO SEPTEMBER 30, 2001

                           TEXAS NEVADA OIL & GAS CO.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________


                                                              PAGE(S)
                                                              -------
Unaudited Interim Balance Sheet as of September 30, 2001         1

Unaudited Interim Statements of Operations for the
  nine months ended September 30, 2001 and 2000, and for
  the period from inception of the development stage,
  January 1, 1999, to September 30, 2001                         2

Unaudited Interim Statements of Stockholder's Equity
  for the nine months ended September 30, 2001, and for the
  period from inception of the development stage,
  January 1, 1999, to September 30, 2001                         3

Unaudited Interim Statements of Cash Flows for the
  nine months ended September 30, 2001 and 2000, and for the period from inception of the development stage,
  January 1, 1999, to September 30, 2001                         4

Notes to Unaudited Interim Financial Statements                 5-6

                           TEXAS NEVADA OIL & GAS CO.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                         UNAUDITED INTERIM BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   __________

     ASSETS
     ------

Current assets                                     $     -
                                                   --------

    Total assets                                   $     -
                                                   ========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

Current liabilities                                $     -
                                                   --------

    Total liabilities                                    -
                                                   --------

Commitments and contingencies

Stockholder's equity:
  Preferred Stock:  no par value; 50,000,000
    shares authorized; no shares issued and
    outstanding                                          -
  Common stock:  no par value; 200,000,000
    shares authorized; 1,000 shares issued and
    outstanding                                      1,000
  Losses accumulated during the development stage   (1,000)
                                                   --------

    Total stockholder's equity                           -
                                                   --------

      Total liabilities and stockholder's
        equity                                     $     -
                                                   ========


The accompanying notes are an integral part of these unaudited interim financial statements.

                                     TEXAS NEVADA OIL & GAS CO.
                              (A CORPORATION IN THE DEVELOPMENT STAGE)
                             UNAUDITED INTERIM STATEMENTS OF OPERATIONS
                                             __________



                                                                                      INCEPTION,
                                                                                      JANUARY 1,
                                                 NINE MONTHS ENDED SEPTEMBER 30,       1999, TO
                                               -----------------------------------   SEPTEMBER 30,
                                                     2001              2000              2001
                                               ----------------  -----------------  ---------------
General and administrative expense             $              -  $               -  $        1,000
                                               ----------------  -----------------  ---------------

Net loss                                       $              -  $               -  $       (1,000)
                                               ================  =================  ===============

Basic and dilutive net loss per common share   $              -  $               -
                                               ================  =================

Weighted average common shares outstanding
  (basic and dilutive)                                    1,000              1,000
                                               ================  =================


The accompanying notes are an integral part of these unaudited interim financial statements.

                                TEXAS NEVADA OIL & GAS CO.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                   UNAUDITED INTERIM STATEMENTS OF STOCKHOLDER'S EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, AND FOR
                    THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                          JANUARY 1, 1999, TO SEPTEMBER 30, 2001
                                        __________



                                                                      LOSSES
                                                                    ACCUMULATED
                                                                    DURING THE
                                             COMMON STOCK           DEVELOPMENT
                                          SHARES        AMOUNT         STAGE       TOTAL
                                       ------------  ------------  -------------  --------
Balance at inception, January 1, 1999             -  $          -  $          -   $     -

Organizational services performed by
  the Parent considered effective
  January 1, 1999                             1,000         1,000             -     1,000

Net loss                                          -             -        (1,000)   (1,000)
                                       ------------  ------------  -------------  --------

Balance at December 31, 1999                  1,000         1,000        (1,000)        -

Net loss                                          -             -             -         -
                                       ------------  ------------  -------------  --------

Balance at December 31, 2000                  1,000         1,000        (1,000)        -

Net loss                                          -             -             -         -
                                       ------------  ------------  -------------  --------

Balance at September 30, 2001                 1,000  $      1,000  $     (1,000)  $     -
                                       ============  ============  =============  ========


The accompanying notes are an integral part of these unaudited interim financial statements.

                                       TEXAS NEVADA OIL & GAS CO.
                                (A CORPORATION IN THE DEVELOPMENT STAGE)
                               UNAUDITED INTERIM STATEMENT OF CASH FLOWS
                                               __________



                                                                                          INCEPTION,
                                                                                          JANUARY 1,
                                                     NINE MONTHS ENDED SEPTEMBER 30,       1999, TO
                                                   -----------------------------------   SEPTEMBER 30,
                                                         2001              2000              2001
                                                   ----------------  -----------------  ---------------
Cash flows from operating activities:
  Net loss                                         $              -  $               -  $       (1,000)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Common stock issued for services                              -                  -           1,000
                                                   ----------------  -----------------  ---------------

        Net cash provided by operating activities
          and net increase in cash and cash
          equivalents                                             -                  -               -

Cash and cash equivalents, beginning of year                      -                  -               -
                                                   ----------------  -----------------  ---------------

Cash and cash equivalents, end of year             $              -  $               -  $            -
                                                   ================  =================  ===============


The accompanying notes are an integral part of these unaudited interim financial statements.

                           TEXAS NEVADA OIL & GAS CO.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                   __________


1.   DESCRIPTION  OF  BUSINESS
     -------------------------

     Texas Nevada Oil & Gas Co. (the "Company") was incorporated on June 15, 1981 in the state of Texas . The Company is a wholly-owned subsidiary of Unicorp, Inc. (the "Parent") and was originally formed for the purpose of holding and operating the Parent's mineral interests in the State of Texas. The Company has not been engaged in any significant activities since 1991 when it ceased active operations and liquidated its operating assets. The Company is now considered a development stage enterprise because it has not yet commenced new commercial operations and because its current efforts are focused almost entirely on corporate structure and capital raising activities.

     The date of inception of the development stage of the Company for purposes of financial reporting is considered to be January 1, 1999, because on or about that date management began planning future activities for the dormant Company. Accordingly, in accordance with Statement of Financial Accounting Standards #1, Accounting and Reporting by Development Stage Enterprises,
                     ----------------------------------------------------------
     the accompanying financial statements include cumulative amounts from January 1, 1999, the inception of the development stage.

2.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-SB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these financial statements is presented in the Company's audited financial statements for the years ended December 31, 2000 and 1999. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.

3.   MERGER  WITH  HOUSTON  AMERICAN  ENERGY CORPORATION (FORMERLY OPPORTUNITY
     -------------------------------------------------------------------------
     ACQUISITION COMPANY)
     -------------------

     On March 23, 2001, the Company entered into an agreement with the Parent, the controlling stockholder of the Parent, and Opportunity Acquisition Company ("Opportunity") under which the Company agreed to merge with Opportunity in a transaction (the "Transaction") that will be treated as a recapitalization of Opportunity. Subsequently Opportunity merged with and into Houston American Energy Corp ("Houston American") for the purpose of causing the surviving public company in the merger with TNOG to be a Delaware corporation. As a result of this merger Houston American succeeded to the rights of Opportunity under the March agreement. Under the Transaction, the parties agreed to the following:

     - The Parent will "spin-off" the Company to its stockholders and promptly thereafter the Parent and the Company will register the Company's common stock on Form 10-SB in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     - Following the completion of the spin-off and effective registration of the Company's common stock, Houston American will merge (the "Merger") with the Company through the exchange of 5% of its common stock for 100% of the Company's common stock.

     - The Company and the Parent will prepare and send to the stockholders of the Parent an information statement (the "Information Statement") required by the Exchange Act in connection with obtaining approval for the Merger.

     - Houston American, in connection with the Information Statement and as part of the Merger, will prepare a registration statement on Form S-4 under the Securities Act of 1933 to register the Houston American common stock received by the Company's stockholders.

     - If the Company, the Parent and the controlling stockholder of the Parent comply with all requirements of the Transaction, Houston American will pay up to $75,000 of the costs of the Transaction through cancellation of a promissory note that will be funded as part of the Transaction.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

PLAN  OF  OPERATIONS

We are a small business issuer that has not had revenues from operations in each of our last two fiscal years. During our current fiscal year ending December 31, 2001, we plan to complete our registration under the Securities Exchange Act of 1934 and engage in the business of oil and gas exploration and production by consummating a merger with Houston American Energy Corp. ("Merger"). Until the Merger is effected, we remain in the development stage and our business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

We have significant liquidity problems and have no meaningful capital resources or stockholder's equity. We have no current assets and no liabilities. If the Merger is not consummated, we may not be able to satisfy our estimated cash requirements for the next twelve months which we estimate to be $25,000. In the event additional cash is required we may have to borrow funds from stockholders or other sources, or seek funds from a private placement among new investors, none of which can be assured. We have faced this situation for the past ten years and have managed to carry on and there is no reason to believe that we can not do so in the future. We cannot predict to what extent our lack of liquidity and capital resources will impair the consummation of a business combination or whether we will incur further operating losses through any business entity which we may eventually acquire. We have had no material business operations since 1991 and no revenues since 1991. During these periods we have engaged in no significant operations other than organizational activities, acquisition of capital, preparation for registration of our securities under the Securities Exchange Act of 1934, as amended, and negotiating and entering into the Merger. No revenues were received by us during this period. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED  FOR  ADDITIONAL  CAPITAL  OR  FINANCING

We believe that our existing capital will be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and consummation of the Merger. If the Merger is not effected, we do not have capital sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. Although Equitable Assets, our majority stockholder has committed to bear the expenses of securities compliance and the searches for suitable business combinations, there is no assurance that Equitable Assets will be able to provide the necessary resources when needed or for how long it will be able to meet that commitment. We may have to seek loans or equity placements to cover such cash needs. In the event we are not able to complete a business combination during this period, lack of existing capital may be a sufficient impediment to prevent us from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds we will ultimately be able to complete a business combination. Once a business combination is completed, our need for additional financing is likely to increase substantially. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses as they may be incurred. Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

IMPACT  OF  MERGER  WITH  HOUSTON  AMERICAN

General

     Houston American Energy Corp. is an oil and gas exploration and production company. Currently, Houston American's business activities are conducted in the State of Texas.

Results  of  Operations

     Since its inception on April 2, 2001 to June 30, 2001, Houston American has incurred an operating loss of $19,517. Its revenues during that period were approximately $2,900 and its total exploration and development costs associated with the three wells it has drilled was $199,733.

Liquidity  and  Capital  Resources

     Houston American's management anticipates that its current financing in place will meet its anticipated objectives and business operations for approximately the next 24 months. For that period, Houston American anticipates that its committed share of the costs associated with completing, testing and connecting its third well, Sartwell No. 5, will be approximately $875,000. Additionally, Houston American anticipates drilling expenses and costs of approximately $1,250,000 related to its interest in two deep wells which will be drilled in the next six to eight months, and an additional $1,250,000 for two other wells it anticipates drilling prior to the end of the year 2002.

     As discussed by Houston American's accountants in the audited financial statements included in the information statement made a part of our Form 10-SB registration statement, Houston American's revenue is currently insufficient to cover its costs and expenses. In addition to the income it is receiving from its wells, Moose Oil & Gas Company and Moose Operating Co., Inc. are currently loaning Houston American the funds needed to continue its operations. John F. Terwilliger, its sole director and executive officer, is also the sole director, chief executive officer and majority shareholder of Moose Oil & Gas Company, which is the parent of Moose Operating Co., Inc. All funds advanced to Houston American by Moose Oil & Gas Company and Moose Operating Co., Inc. bear interest at 10 percent per annum and are payable on demand.

     To the extent Houston American's revenue shortfall exceeds the willingness and ability of Moose Oil & Gas Company and Moose Operating Co., Inc. to continue loaning it the funds needed for its operations, Houston American anticipates raising any additional capital needed from outside investors coupled with bank or mezzanine lenders. As of the date of this report, Houston American has not entered into any negotiations with any third parties to provide such capital. If Moose Oil & Gas Company and Moose Operating Co. discontinue funding its operations and Houston American is unable to obtain additional capital from third parties, it could have a material adverse effect on Houston American's business, financial condition and results of operations and could cause it to discontinue its operations.


PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS  -  None.

(b) Reports on Form 8-K. There have been no reports on Form 8-K for the quarter ending September 30, 2001.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS NEVADA OIL & GAS CO.


By:    /S/  Louis G. Mehr
       Louis G. Mehr, President

Date:  November 8, 2001