Form 10KSB
period 2001-12-31
TEXAS NEVADA OIL & GAS CO
filed 2002-04-11
CIK 1145372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549




                                  FORM 10-KSB

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 2001

                        Commission File Number: 0-33027


                           TEXAS NEVADA OIL & GAS CO.


             TEXAS                                    75-1779657
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


                                C/O Louis G. Mehr
                                1907 Tarpley Ct.
                                Katy, Texas 77493
                            Telephone: (281) 347-1221


Securities registered under Section 12(g) of the Act:   Common Stock, no par
                                                        value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such filing requirements for the past 90 days.  [X] Yes    [ ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $ 0
                                                                  -----

The aggregate market value of the voting common stock held by non-affiliates on March 15, 2002, based upon average bid and asked price of the common stock as reported by the National Quotation Bureau, Inc. for such date, was approximately N/A.

The number of shares outstanding of each of issuer's classes of common equity, as of January 16, 2002 is 596,469 shares of no par value voting common stock.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

PLAN  OF  OPERATION

Texas Nevada Oil & Gas Co. ("TNOG") is one of four wholly owned subsidiaries of Unicorp, Inc. ("Unicorp"), a Nevada corporation subject to the periodic reporting requirements of the Securities Excahnge Act of 1934. We were formed in June 1981 as a wholly owned Texas subsidiary of Unicorp for the purpose of holding and operating Unicorp's mineral interests in the State of Texas. We have had no revenues since 1991 when we ceased active operations and liquidated our operating assets. No material business operations have been conducted by us since 1992. All plans to raise capital to start a new business operation have been discontinued and abandoned. Since 1992 our activities have consisted primarily of maintaining our corporate status through filing franchise tax returns and paying franchise taxes. We currently have only nominal assets. We have no full-time employees and own no real estate.

Unicorp, Inc. is a "blank check" or "shell" company whose current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. In order to facilitate a potential merger for Unicorp and to try to create multiple acquisition opportunities for its shareholders, in 2001 Unicorp undertook distributing all of the shares it owns in its wholly owned subsidiaries, Texas-Nevada Oil & Gas Co. ("TNOG"); Marcap International, Inc.(formerly Martex Trading Co., Inc.); Med-X Systems, Inc.; The Laissez-Faire Group, Inc. and all of its 8.7% interest in AZ Capital, Inc. in a pro rata distribution to Unicorp shareholders (the "Spin-offs").

Pursuant to that plan, On March 23, 2001, in order to defray some of the expenses of the Spin-off of TNOG and the other Unicorp Subsidiaries and the expenses of their becoming public reporting companies, estimated to be $75,000, Unicorp, its principal shareholder Equitable Assets Incorporated ("Equitable"), and TNOG entered into an agreement with Opportunity Acquisition Company ("Opportunity"), an unrelated Texas corporation which was wholly owned by John
F. Terwilliger, under which Opportunity agreed to pay the Costs up to $75,000 to Equitable in consideration for Unicorp and Equitable's agreement to effect a merger of TNOG and Opportunity (the "March Agreement"). The payment to Equitable was in the form of a loan to Equitable evidenced by a promissory note to be canceled upon consummation of the merger. Subsequently Opportunity merged with and into Houston American Energy Corp ("Houston American") for the purpose of causing the surviving public company in the merger with TNOG to be a Delaware corporation. As a result of this merger Houston American succeeded to the rights of Opportunity under the March agreement. Houston American is engaged in the oil and gas exploration and production business in Texas.

Under the terms of the March Agreement and subsequent amendments:

     1. Unicorp will "spin-off" TNOG to its stockholders and TNOG will register its common stock on Form 10-SB in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     2. Following the effective registration of TNOG's common stock and completion of the spin-off, Houston American will merge (the "Merger") with TNOG through the exchange of 5% of its common stock for 100% of TNOG's outstanding common stock.

     3. Unicorp and TNOG will prepare and send to the stockholders of Unicorp an information statement (the "Information Statement") required by the Exchange Act in connection with obtaining approval for the Merger.

     4. Houston American, in connection with the Information Statement and as part of the Merger, will prepare a registration statement on Form S-4 under the Securities Act of 1933 to register the Houston American common stock received by the TNOG's stockholders.

     5. If TNOG, Unicorp and Equitable Assets, the controlling stockholder of Unicorp, comply with all requirements of the Transaction, Houston
          American will pay up to $75,000 of the costs of the Transaction through cancellation of a promissory note that will be funded as part of the Transaction.

     6. Houston American's management and directors shall become the management and directors of the combined company.

The terms of the Agreement with Opportunity were the result of arms' length negotiations between John F. Terwilliger, in his capacity as the then president of Opportunity, and Louis G. Mehr, the president of TNOG and Unicorp. Mr. Terwilliger approached Mr. Mehr about the possibility of the merger after he learned of the potential availability of TNOG.

Other than the relationships described herein, there is no affiliation between Houston American, Opportunity Acquisition Company and John F. Terwilliger and the other parties to the March Agreement, TNOG, Unicorp and Equitable Assets Incorporated.

On July 31, 2001, Houston American and TNOG entered into a Plan and Agreement of Merger relating to the merger, which was amended and restated as of August 31, 2001. On September 26, 2001 we entered into a definitive Amended and Restated
Plan and Agreement of Merger ( subsequent amendments the "Amendments" and collectively the "Amended Merger Agreement") with Houston American, which was ratified and approved by our sole director on November 12, 2001. The merger had previously been approved by a number of TNOG's shareholders holding in excess of two-thirds of the outstanding shares of TNOG common stock by executing a written consent in favor of the merger. Upon the effectiveness of the merger, Houston American becomes the surviving entity, the separate existence of TNOG ceases, and Houston American succeeds to all of TNOG's rights and properties and becomes subject to all of TNOG's debts and liabilities.

We declared a 596,469 for 1,000 forward common stock split effective November 12, 2001 ("Record Date") and prior to the spin-off. Our sole shareholder Unicorp will be entitled to receive 596,469 shares of common stock for the 1,000 shares of common stock owned on the Record Date. No fractional share interests will be created as a result of this forward split. The forward split was authorized to fulfill a condition of closing the Merger into Houston American as set forth in the Amended Merger Agreement and this action did not require shareholder approval.

On August 17, 2001 we voluntarily filed a Form 10-SB to register the distribution of our shares to the Unicorp shareholders in compliance with Corporate Finance Staff Legal Bulletin No. 4 dated September 16, 1997 issued by the Division of Corporate Finance of the SEC ("Bulletin No. 4") regarding spin-offs. The filing incorporated an information statement for distribution to the Unicorp shareholders providing information concerning the Spin-off. Our registration statement went effective on November 16, 2001 and as a result of filing the registration statement, we are obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements.

SUBSEQUENT  EVENTS

On January 17, 2002, we merged with and into Houston American pursuant to the Amended Merger Agreement.

The Amended Merger Agreement is set forth as Exhibit 2.1 to our Form 8-K filed November 16, 2001and is incorporated herein in its entirety by reference in this report. The description of the terms and provisions of the Amended Merger Agreement contained in this report is a summary only, and is qualified in its entirety by reference to such document.

Pursuant to the Amended Merger Agreement, the Houston American stockholders retain their current shares of Houston American common stock, par value $0.001 per share ("Houston American Common Stock"), an aggregate of 11,403,414 shares, and our shareholders will receive one share of Houston American Common Stock for each share of our common stock, par value $0.001 per share ("TNOG Common Stock"), surrendered to the Houston American. If all of our shareholders elect to surrender their shares of TNOG Common Stock, Houston American will issue an aggregate of 596,469 shares of Houston American Common Stock (or approximately
4.97  percent  of  the  then  outstanding  shares)  to  TNOG's  shareholders.

As the surviving entity in the merger, Houston American succeeded to all of TNOG's assets and liabilities and TNOG's separate existence ceased.

Additionally, Houston American succeeded to TNOG's status as a fully reporting public company under the Exchange Act. If desired, additional information regarding the merger can be found in Houston American's registration statement on Form S-4 filed with the United States Securities and Exchange Commission (the "SEC") and available on the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR), which registered the resale of (i) the shares of the Houston American Common Stock to be issued to TNOG's shareholders as a result of the merger, and (ii) the shares of the Houston American Common Stock held by Houston American's current stockholders other than John F. Terwilliger, Houston American's sole director and executive officer.

The merger of TNOG with and into Houston American was approved by the written consent of all of Houston American's stockholders and the written consent of the holders of over two-thirds of the outstanding TNOG Common Stock. There are no material relationships between TNOG or any of TNOG's shareholders and Houston American, Houston American's affiliates, directors, or officers, or any associate of Houston American's directors or officers.

Immediately prior to the Merger, we completed the distribution of 596,469 shares of our common stock to the Unicorp shareholders as a dividend ("Distribution") and as a result of this Distribution ("spin-off") we became separate from and were no longer a subsidiary of Unicorp. Such shares were issued without registration because the shares were a spin-off transaction not involving a sale of our securities as described in Bulletin No. 4. The Bulletin states the views of the staff of the Division of Corporate Finance regarding whether Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), applies to spin-offs. The Bulletin states that the staff will no longer respond to no-action letter requests about spin-off issues discussed in the Bulletin. The Bulletin states that a subsidiary does not have to register the spin-off under the Securities Act if the following five conditions are met: (i) the parent shareholders do not provide consideration; (ii) the spin-off is pro rata to the parent shareholders; (iii) the parent provides adequate information about the spin-off and the subsidiary to its shareholders and to the trading markets; (iv) the parent has a valid business purpose; and (v) if the parent spins off "restricted securities," it has held those securities for at least two years. We believe that the Distribution meets the conditions of the Bulletin. Accordingly, we believe the shares of TNOG Common Stock issued in the Distribution are freely transferrable, except for shares of TNOG Common Stock received by persons who may be deemed "affiliates" of TNOG under the Securities Act. Persons who may be deemed to be affiliates of TNOG after the Distribution generally include persons that control, are controlled by or are under common control with TNOG, and include executive officers and directors of TNOG, as well as any of its controlling shareholders. Persons who are affiliates of TNOG will be permitted to sell shares of the TNOG Common Stock only pursuant to an effective registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act.

Since January 22, 2002, Houston American's common stock has been listed on the OTC Bulletin Board under the symbol "HUSA". From inception (January 1, 1999) to January 21, 2002, our common stock was not publicly traded. However, as a result of the Merger, with the exception of the shares owned by John F. Terwilliger, all of the issued and outstanding shares of Houston American's common stock were registered under the Securities Act of 1933 pursuant to Houston American's Form S-4 Registration Statement, which became effective on December 17, 2001.

During the period from January 22, 2002 through March 14, 2002, the high and low bid prices for Houston American's common stock were $0.75 and $0.32, respectively. The foregoing quotations of the high and low bid price of Houston American's common stock reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

ADMINISTRATIVE  OFFICES

We currently maintain a mailing address at 1907 Tarpley Ct., Katy, Texas 77493 which is the residence of our president, Louis G. Mehr. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of this mailing address. Our telephone number is (281) 347-1221.

EMPLOYEES

We are a development stage company and currently have no employees. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We do not anticipate the need for employees prior to our merger with Houston American.

ITEM 2.     DESCRIPTION  OF  PROPERTY.

We currently have no investments in real estate, real estate mortgages, or real estate securities, and do not anticipate making any such investments in the future. However, our policy with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3.     LEGAL  PROCEEDINGS.

We are not a party to any pending legal proceedings, and no other such proceedings are known to be contemplated.

Except as noted above, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.


                                     PART II

ITEM 5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

As of December 31, 2001 we had 596,469 shares of common stock issued and outstanding all held by our parent Unicorp and there is no public trading market for our common stock. We have not declared any dividend and do not intend to do so. In the event that Unicorp is successful in distributing all of our stock to its shareholders, we will have 596,569 shares outstanding held by 995 shareholders all of whom would hold at least 100 shares. We have no outstanding options or warrants.

Common  Stock

We are authorized to issue 200,000,000 shares of no par value Common Stock and each record holder is entitled to one vote for each share held on all matters properly submitted to the shareholders for their vote. Election of Directors is by plurality of the votes cast s. In all other matters, the action are approved if the number of votes cast in favor of the action exceed the number of votes cast in opposition to the action.

Holders of Common Stock have no preemptive, conversion or redemptive rights. All of the issued and outstanding shares of Common Stock are, and all unissued shares will be when issued, duly authorized, validly issued, fully paid, and nonassessable. To the extent that additional shares of the our Common Stock are issued, the relative interests of then existing shareholders may be diluted.

Dissenter's rights. Under current Texas law, a shareholder is afforded dissenters' rights which if properly exercised may require the corporation to repurchase its shares. Dissenters' rights commonly arise in extraordinary transactions such as mergers, consolidations, reorganizations, substantial asset sales, liquidating distributions, and certain amendments to the company's certificate of incorporation.

Preferred  Stock

We are authorized to issue 50,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time by the directors as shares of one or more series. The description of shares of each series of preferred stock, including any preferences, conversion and other rights, voting powers, and conditions of redemption must be set forth in resolutions adopted by the directors. We have no shares of Preferred Stock issued and outstanding.

Our Transfer Agent is Atlas Stock Transfer Corporation, 5899 South State Street, Salt Lake City, Utah 84107, (801) 266-7151, fax (801) 262-0907.

ITEM 6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

LIQUIDITY  AND  CAPITAL  RESOURCES

TNOG remains in the development stage and has significant liquidity problems and has no meaningful capital resources or stockholder's equity. We have no current assets and no liabilities. We have had no material business operations since 1991 and no revenues since 1991. During these periods we have engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of our securities under the Securities Exchange Act of 1934, as amended. No revenues were received by us during this period. We anticipate that until the Merger with Houston American is completed, we will not generate revenues and may operate at a loss after completing the Merger, depending upon the performance of Houston Amercian.

IMPACT  OF  MERGER  WITH  HOUSTON  AMERICAN

General

Houston American Energy Corp. is an oil and gas exploration and production company. Currently, Houston American's business activities are conducted in the State of Texas.

Results  of  Operations

Since inception on April 2, 2001 to December 31, 2001, Houston American has incurred an operating loss of $932,620, which included a write down in the value of its oil and gas properties of $574,331 as a result of the findings of an independent reserve report conducted as of December 31, 2001. The Company's revenues during that period were approximately $14,814 and its total expenses were $373,103, excluding the amount of the write down. The total expenses of $373,103 included $203,400 of non-recurring expenses related to the its formation and the process of taking the Company public.

Liquidity  and  Capital  Resources

Houston American's Management anticipates that its current financing in place will meet its anticipated objectives and business operations for approximately the next 12 months. For that period, its management anticipates that its committed share of the costs associated with drilling, completing, testing and connecting its fourth well will be approximately $800,000. Additionally, its management is currently evaluating several producing property acquisitions as well as several drilling prospects. Over the next few months, its management expects Houston American to enter into definitive agreements on one or more of these projects, subject to its ability to obtain adequate financing at that time.

As discussed by the Houston American's accountants in the audited financial statements included in Item 7 of Houston American's Form 10-KSB for the year ended December 31, 2001, filed on March 27, 2002, with the SEC and available on the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR), its revenue is currently insufficient to cover its costs and expenses. In addition to the income received from its wells, John F. Terwilliger, Houston American's sole director and executive officer, continues to loan the company the funds needed to continue its operations. To the extent Houston American's revenue shortfall exceeds Mr. Terwilliger's willingness and ability to continue loaning it the funds needed for its operations, its management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of March 22, 2002, Houston American has not entered into any negotiations with any third parties to provide such capital.

ITEM 7.     FINANCIAL  STATEMENTS.

See following pages.

                           TEXAS NEVADA OIL & GAS CO.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   ----------




                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                FOR THE YEAR ENDED DECEMBER 31, 2001, AND FOR THE
        PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE, JANUARY 1, 1999,
                              TO DECEMBER 31, 2001

                           TEXAS NEVADA OIL & GAS CO.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                   ----------

                                                      PAGE(S)
                                                      -------

Report of Independent Accountants                        1

Balance Sheet as of December 31, 2001                    2

Statements of Operations for the years ended
  December 31, 2001 and 2000, and for the period
  from inception of the development stage,
  January 1, 1999, to December 31, 2001                  3

Statements of Stockholder's Equity for the years
  ended December 31, 2001 and 2000, and for the
  period from inception of the development stage,
  January 1, 1999, to December 31, 2001                  4

Statements of Cash Flows for the years ended
  December 31, 2001 and 2000, and for the period
  from inception of the development stage,
  January 1, 1999, to December 31, 2001                  5

Notes to Financial Statements                          6-9

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Stockholder
Texas Nevada Oil & Gas Co.


We have audited the accompanying balance sheet of Texas Nevada Oil & Gas Co. (a corporation in the development stage) as of December 31, 2001 and the related statements of operations, stockholder's equity and cash flows for the two years in the period then ended and for the period from inception of the development stage, January 1, 1999, to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Nevada Oil & Gas Co. as of December 31, 2001, and the results of its operations and its cash flows for the two years in the period then ended and for the period from inception of the development stage, January 1, 1999, to December 31, 2001, in conformity with generally accepted accounting principles.



                                     /s/  Ham, Langston & Brezina, L.L.P.


Houston, Texas
April 10, 2002

                           TEXAS NEVADA OIL & GAS CO.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                   ----------


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
  Common stock:  no par value; 200,000,000
    shares authorized; 596,469 shares issued and
    outstanding                                      1,000
  Losses accumulated during the development stage   (1,000)
                                                   --------
    Total stockholder's equity                           -
                                                   --------
      Total liabilities and stockholder's
        equity                                     $     -
                                                   ========



   The accompanying notes are an integral part of these financial statements.

                           TEXAS NEVADA OIL & GAS CO.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS

                                   ----------


                                                                             INCEPTION,
                                                                             JANUARY 1,
                                                 YEAR ENDED DECEMBER 31,      1999, TO
                                               --------------------------   DECEMBER 31,
                                                  2001          2000            2001
                                               -----------  -------------  --------------
General and administrative expense             $         -  $           -  $       1,000
                                               -----------  -------------  --------------
Net loss                                       $         -  $           -  $      (1,000)
                                               ===========  =============  ==============
Basic and dilutive net loss per common share   $         -  $           -
                                               ===========  =============
Weighted average common shares outstanding
  (basic and dilutive)                             596,469        596,469
                                               ===========  =============



   The accompanying notes are an integral part of these financial statements.

                           TEXAS NEVADA OIL & GAS CO.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND FOR
              THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                      JANUARY 1, 1999, TO DECEMBER 31, 2001

                                   ----------


                                                                      LOSSES
                                                                    ACCUMULATED
                                                                    DURING THE
                                             COMMON STOCK           DEVELOPMENT
                                          SHARES        AMOUNT         STAGE       TOTAL
                                       ------------  ------------  -------------  --------
Balance at inception, January 1, 1999             -  $          -  $          -   $     -

Organizational services performed by
  the Parent considered effective
  January 1, 1999                             1,000         1,000             -     1,000

Net loss                                          -             -        (1,000)   (1,000)
                                       ------------  ------------  -------------  --------

Balance at December 31, 1999                  1,000         1,000        (1,000)        -

Net loss                                          -             -             -         -
                                       ------------  ------------  -------------  --------

Balance at December 31, 2000                  1,000         1,000        (1,000)        -

Net loss                                          -             -             -         -
                                       ------------  ------------  -------------  --------

Balance at December 31, 2001                  1,000  $      1,000  $     (1,000)  $     -
                                       ============  ============  =============  ========



   The accompanying notes are an integral part of these financial statements.

                           TEXAS NEVADA OIL & GAS CO.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS

                                   ----------


                                                                            INCEPTION,
                                                                            JANUARY 1,
                                                YEAR ENDED DECEMBER 31,      1999, TO
                                              --------------------------   DECEMBER 31,
                                                 2001          2000            2001
                                              -----------  -------------  --------------
Cash flows from operating activities:
  Net loss                                    $         -  $           -  $      (1,000)
  Adjustment to reconcile net loss to net
    cash used in operating activities:
    Common stock issued for services                    -              -          1,000
                                              -----------  -------------  --------------
        Net cash provided by operating
          activities and net increase in
          cash and cash equivalents                     -              -              -

Cash and cash equivalents, beginning of year            -              -              -
                                              -----------  -------------  --------------

Cash and cash equivalents, end of year        $         -  $           -  $           -
                                              ===========  =============  ==============



   The accompanying notes are an integral part of these financial statements.

                           TEXAS NEVADA OIL & GAS CO.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents include all cash balances and any highly liquid short-term investments with an original maturity of three months or less.

     INCOME  TAXES
     -------------

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     NET  LOSS  PER  COMMON  SHARE
     -----------------------------

     Basic and dilutive net loss per common share for the years ended December 31, 2001 and 2000 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods.

     ESTIMATES
     ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                    Continued

                           TEXAS NEVADA OIL & GAS CO.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                   ----------


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     COMPREHENSIVE  INCOME
     ---------------------

     The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

     SEGMENT  INFORMATION
     --------------------

     The Company has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires a company to disclose financial and other information, as defined by the statement, about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The Company currently operates in only one business segment and does not have geographically diversified business operations.

     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
     --------------------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disagregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 141 and SFAS No. 142 is not expected to have any impact on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is not expected to have any impact on the Company's results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The implementation of SFAS No. 144 is not expected to have any impact on the Company's results of operations or financial position.


                                    Continued

                           TEXAS NEVADA OIL & GAS CO.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                   ----------


3.   INCOME  TAXES
     -------------

     The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2001 are as follows:

       Net  operating  loss  carryforward     $      150
                                              -----------
         Total  gross  deferred  tax  assets         150

       Less  valuation  allowance                   (150)
                                              -----------

       Net  deferred  tax  assets             $        -
                                              ===========


4.   STOCKHOLDERS'  EQUITY
     ---------------------

     On November 12, 2001, the Company declared a 596,469 for 1,000 forward stock split. This stock split has been reflected in these financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts have been restated to reflect this forward stock split on a retroactive basis.


5.   MERGER  WITH  HOUSTON  AMERICAN  ENERGY  CORP.  ("HOUSTON AMERICAN")
     --------------------------------------------------------------------

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

          - Following the completion of the spin-off and effective registration of the Company's common stock, Opportunity will merge (the "Merger") with the Company through the exchange of 5% of its common stock for 100% of the Company's common stock.

          - The Company and the Parent will prepare and send to the stockholders of the Parent an information statement (the "Information Statement") required by the Exchange Act in connection with obtaining approval for the Merger.

          - Opportunity, in connection with the Information Statement and as part of the Merger, will prepare a registration statement on Form S-4 under the Securities Act of 1933 to register the Opportunity common stock received by the Company's stockholders.

          - If the Company, the Parent and the controlling stockholder of the Parent comply with all requirements of the Transaction, Opportunity will pay up to $75,000 of the costs of the Transaction through cancellation of a $75,000 promissory note that was originated as part of the Transaction.

          Subsequent to the Transaction, Opportunity merged with and into Houston American, a Delaware corporation engaged in oil and gas exploration and production in Texas, and Houston American assumed Opportunity's rights in the Transaction.


                                    Continued

                           TEXAS NEVADA OIL & GAS CO.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                   ----------


5.   MERGER WITH HOUSTON AMERICAN ENERGY CORP. ("HOUSTON AMERICAN"), CONTINUED
     -------------------------------------------------------------------------

     On July 31, 2001, Houston American and the Company entered into a Plan and Agreement of Merger relating to the merger, which was amended and restated as of August 31, 2001. On September 26, 2001 the Company entered into a definitive Amended and Restated Plan and Agreement of Merger and on January 17, 2002, the merger was completed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no disagreements with Ham, Langston & Brezina, L.L.P., Houston, Texas our independent accountants and they have not resigned, been dismissed or declined to stand for re-election.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

     NAME             AGE    POSITION                        POSITION HELD SINCE
     ----             ---    --------                        -------------------
     Louis G. Mehr     69    President, Director                    March,  2000
     John Marrou       61    Secretary, Chief Financial Officer      March, 2000

The director named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to our affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical  Information

LOUIS MEHR, President and sole director, received his L.L.B. from the South Texas College of Law in 1962. Mr. Mehr has been retired from the practice of law for over five years and is not currently licensed to practice law. In addition to serving as the sole director and executive officer of Unicorp, Mr. Mehr is also currently president and sole director of Marcap International, Inc.(formerly Martex Trading Co., Inc.); Med-X Systems, Inc.; The Laissez-Faire Group, Inc.; and AZ Capital, Inc. Marcap, Med-X, and Laissez-Faire are currently 100% owned subsidiaries of Unicorp and Unicorp owns approximately 8.7% of the outstanding stock of AZ Capital, all of which are "blank check" or "shell" companies whose current business plan is seeking to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for its shareholders. Mr. Mehr also serves as president and a director of Texas Arizona Mining Company; Equitable Assets Incorporated; and LGM Capital, Inc., all private companies. None of the above companies is currently engaged in the active conduct of business operations.

JOHN MARROU, Secretary and Chief Financial Officer. Mr. Marrou has been involved in the practice of accounting for the past thirty years, and for the past five years has been a self-employed accountant serving small businesses and individuals. He works on a professional fee contract basis and his practice includes issuing opinions on financial statements as a CPA to installing computerized systems , maintaining computerized business records, preparing individual and business tax returns, representation of clients before the Internal Revenue Service, and advising with respect to periodic filing requirements under the Exchange Act of 1934.

Our officers and directors may establish additional blind pool or blank check companies in the future. These blank check companies will be in competition with us for prospective companies to acquire.

Compliance  With  Section  16(a)  of  the  Exchange  Act.

Louis G. Mehr, our president and sole director, and John Marrou, our secretary, did not file Form 3's during the calendar year ending December 31, 2001. EquitableAssets Incorporated and Louis G. Mehr its owner, each holders of 474,589 shares or 79.6% of our common did not file Form 3's during the calendar year ending December 31, 2001. These filing deficiencies are bing corrected at the present time.
ITEM 10.  EXECUTIVE  COMPENSATION.

No officer or director received any remuneration from us during the fiscal year. Until we acquire additional capital, it is not intended that any officer or director will receive compensation from us other than reimbursement for out-of-pocket expenses incurred on our behalf. See "Certain Relationships and Related Transactions." We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.    SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of our most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of our outstanding Common Stock. Also included are the shares held by all executive officers and directors as a group.


                                  SHARES BENEFICIALLY OWNED
Beneficial Owner                    Number         Percent
------------------------------  ---------------  ------------

Unicorp, Inc.                        596,469             100%
1907 Tarpley Ct.
Katy, Texas 77493

Equitable Assets Incorporated        474,589(1)         79.6%
Louis G. Mehr
1907 Tarpley Ct.
Katy, Texas 77493

Louis G.  Mehr (3)                   474,589(2)         79.6%
1907 Tarpley Ct.
Katy, Texas 77493

All officers and directors           474,589(2)         79.6%
  as a group (2 persons)(3)

     (1) Unicorp, Inc. is our parent and holds 100% of our outstanding common stock.
     (2) Includes 474,589 shares held of record by Unicorp. Equitable Assets Incorporated("Equitable"), a Belize corporation, is the holder of record of 79.6% of the outstanding shares of Unicorp.
     (3) Includes 474,589 shares held of record by Equitable. Equitable was one hundred percent (100%) owned by the First Madison Trust("FMT"), a Belize personal trust. The settlor and beneficiary of the trust was John Avilez, a Belize citizen, who is now deceased. Mr. Avilez died on April 4, 2000. It is assumed that Mr. Avilez's estate succeeded as beneficiary of FMT. Mr. Avilez was a lawyer in Belize. As of March, 2002, Louis G. Mehr, our president, acquired control of Equitable. Mr. Mehr also serves as president of Unicorp and Equitable.
     (4)  The  person  listed  is  an  officer,  a  director, or both, of Med-X.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Indemnification  of  Officers  and  Directors

We have agreed to indemnify our officers and directors to the maximum extent permitted or required under applicable law. Texas corporation law permits us to indemnify our directors and officers for liabilities for liabilities, costs and expenses that such persons may incur as a result of actions they may take in performing their duties as officers and directors. In order to be indemnified under Texas law, the person must have acted in good faith and in a manner he believed was in or not opposed to the company's best interests. In the case of any criminal proceeding, the person must not have reasonable cause to believe that his conduct was unlawful. In Texas, if a person is found by a court to be liable to the corporation, that court must approve any reimbursement of expenses to such person. The foregoing limitations do not, however, apply to the indemnity contracts to which all officers and directors are parties with the Company. Any amendment or repeal of the Company's Articles of Incorporation may not adversely affect the rights of any person entitled to indemnification for any event occurring prior to such amendment or repeal.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Conflicts  of  Interest

None of our officers will devote more than a portion of his time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

Each of our officers and directors also are officers, directors, or both of several other development-stage corporation that are inactive and without significant assets or liabilities and whose current business plan is seeking to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for their shareholders. These companies may be in direct competition with us for available opportunities.

Our management and other principal shareholders intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors or affiliates which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to our officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to our other shareholders. In making any such sale, our officers, directors and affiliates may consider their own personal pecuniary benefit rather than our best interests and our other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of our management.

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  List  of  Documents  Filed  with  this  Report.

          (1) Financial Statements with report of Independent Accountants for the year ended December 31, 2001 and for the period from inception of the development stage, January 1, 1999 to December 31,2001

                                                                               Page

Report of Ham, Langston & Brezina, LLC, independent accountants, dated          1
April 10, 2002

Balance Sheet as of December 31, 2001                                           2

Statement of Operations for the years ended December 31, 2001 and 2000,         3
and for the period from inception of the development stage, January 1, 1999, to December 31, 2001

Statements of Stockholder's Equity (Deficit) for the years ended December       4
31, 2001 and 2000, and for the period from inception of the development stage, January 1, 1999, to December 31, 2001

Statements of Cash Flows for the years ended December 31, 2001 and 2000,        5
and for the period from inception of the development stage, January 1, 1999, to December 31, 2001

Notes to Financial Statements                                                  6-9

          Included as "ITEM 7. FINANCIAL STATEMENTS." in this report.

All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

     (b)  The  Exhibits  listed  below  are filed as part of this Annual Report.

EXHIBIT     DESCRIPTION                                              SEQUENTIALLY
NUMBER                                                                 NUMBERED
                                                                         PAGE

   2.1* Information Statement Dated as of October 31, 2001, described in Exhibit 2.1 to Amendment No. 2 to Form 10-
         SB filed October 31, 2001, Commission File No. 0-33027.
   3.1*  Amended and Restated Articles of Incorporation of Texas
         Nevada Oil & Gas Co. dated June 18, 2001 described in
         Exhibit 2.1 to Form 10-SB filed July 30, 2001,
         Commission File No. 0-33027.
   3.2*  Amended Bylaws of Texas Nevada Oil & Gas Co. dated
         June 18, 200, described in Exhibit 3.2 to Form 10-SB filed
         July 30, 2001, Commission File No. 0-33027.
  10.1*  Agreement dated March 23, 2001 between Unicorp, Inc,;
         Equitable Assets, Incorporated; Texas Nevada Oil & Gas
         Co.; and Opportunity Acquisition Company, described in
         Exhibit 10.1 to Form 10-SB filed July 30, 2001,
         Commission File No. 0-33027.
  10.2*  Amended and Restated Plan and Agreement of Merger
         Between Texas Nevada Oil & Gas Co. and Houston
         American Energy Corp. dated September 26, 2001, described in Exhibit 2.1 to Form 8-K filed November 16,
         2001, Commission File No. 0-33027.
         *   incorporated  by  reference.

(c) Reports on Form 8-K filed by the Company during the last quarter of its fiscal year ending December 31, 2001:

     (1) Form 8-K filed on November 16, 2001disclosing that we had entered into a definitive Amended and Restated Plan and Agreement of Merger (the original dated July 31, 2001 and subsequent amendments the "Amendments" and collectively the "Amended Merger Agreement") on September 26, 2001, which was ratified and approved by our sole director on November 12, 2001.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TEXAS NEVADA OIL & GAS CO.


By:    /s/ LOUIS G. MEHR
       Louis G. Mehr, President

Date:  April 10, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ LOUIS G. MEHR
Louis G. Mehr, Principal Executive Office, Sole Director

Date: April 10, 2002


/s/  JOHN MARROU
John Marrou, Principal Financial Officer, CFO


Date:  April 10, 2002